Form 10-Q
period 1995-09-30
AMERICAN INCOME PARTNERS IV D LP
filed 1995-11-15
CIK 826932




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended      September 30,
1995

                                       OR

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For                   the                   transition                   period                   from                   to





For Quarter Ended September 30, 1995                                                           Commission File No. 0-18367


                                                American         Income         Partners        IV-D        Limited
Partnership
             (Exact name of registrant as specified in its charter)

Massachusetts                                                                              04-3036130
(State or other jurisdiction of                                                                (IRS Employer
  incorporation or organization)                                                                Identification No.)

98 North Washington Street, Boston, MA                                                 02114
(Address of principal executive offices)                                                       (Zip Code)

Registrant's telephone number, including area code     (617)
854-5800




                    (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d)
of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes
X     No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the  registrant  has filed all documents and reports  required  to be filed by  Sections  12, 13, or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan confirmed by a court during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes         No



                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX



                                                                                                               Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1995 and December 31, 1994                                                         3

         Statement of Operations
              for the three and nine months ended September 30, 1995 and 1994                                     4

         Statement of Cash Flows
              for the nine months ended September 30, 1995 and 1994                                               5

         Notes to the Financial Statements                                                                      6-9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                             10-13


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 14


                   The accompanying notes are an integral part

                         of these financial statements.

                                                             5

                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1995 and December 31, 1994

                                   (Unaudited)



                                                                                     September 30,         December 31,
                                                                                              1995                1994

ASSETS

Cash and cash equivalents                                                            $     2,048,520       $     2,441,119

Rents receivable, net of allowance
     for doubtful accounts of $75,000                                                         95,613               292,398

Accounts receivable - affiliate                                                              300,929               259,822

Equipment at cost, net of accumulated depreciation of
     $12,050,551 and $12,866,900 at September 30, 1995
     and December 31, 1994, respectively                                                   6,265,615             7,339,872
                                                                                     ---------------       ---------------

         Total assets                                                                $    8,710,677        $  10,333,211
                                                                                     ==============        =============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                        $     2,315,157       $     2,997,584
Accrued interest                                                                              42,567                40,810
Accrued liabilities                                                                           13,750                15,500
Accrued liabilities - affiliate                                                                   --                 4,459
Deferred rental income                                                                        11,255                12,621
Cash distributions payable to partners                                                       685,569               685,569
                                                                                     ---------------       ---------------

         Total liabilities                                                                 3,068,298             3,756,543
                                                                                     ---------------       ---------------

Partners' capital (deficit):
     General Partners                                                                       (182,222)             (172,879)
     Limited Partnership Interests
     (1,085,941 Units; initial purchase price of $25 each)                                 5,824,601             6,749,547
                                                                                     ---------------       ---------------

         Total partners' capital                                                           5,642,379             6,576,668
                                                                                     ---------------       ---------------

         Total liabilities and partners' capital                                     $    8,710,677        $  10,333,211
                                                                                     ==============        =============



                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1995 and 1994

                                   (Unaudited)



                                                          Three Months                                Nine Months
                                                      Ended September 30,                         Ended September 30,
                                                     1995                  1994                  1995                  1994
                                              ------------------    -----------------     -----------------     -----------
Income:

     Lease revenue                            $       644,261       $       816,544       $     2,060,316       $     3,028,058

     Interest income                                   29,523                23,889                95,534                54,657

     Gain on sale of equipment                          1,083               641,304               390,869               680,544
                                              ---------------       ---------------       ---------------       ---------------

         Total income                                 674,867             1,481,737             2,546,719             3,763,259
                                              ---------------       ---------------       ---------------       ---------------


Expenses:

     Depreciation and amortization                    306,617               646,632             1,002,632             2,549,759

     Interest expense                                  69,243                49,918               215,416               179,338

     Equipment management fees
         - affiliate                                   32,213                40,827               103,016               151,403

     Operating expenses  -  affiliate                  20,931                42,836               103,237                82,066
                                              ---------------       ---------------       ---------------       ---------------

         Total expenses                                429,004              780,213             1,424,301             2,962,566
                                              ----------------      ---------------       ---------------       ---------------


Net income                                    $       245,863       $       701,524       $    1,122,418        $       800,693
                                              ===============       ===============       ==============        ===============


Net income
     per limited partnership unit             $             0.22    $             0.64    $             1.02    $             0.73
                                              ==================    ==================    ==================    ==================

Cash distributions declared
     per limited partnership unit             $             0.63    $             0.63    $             1.88    $             1.88
                                              ==================    ==================    ==================    ==================



                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1995 and 1994

                                   (Unaudited)


                                                                                       1995                  1994
                                                                                -----------------     -----------
Cash flows from (used in) operating activities:
Net income                                                                      $     1,122,418       $       800,693

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                1,002,632             2,549,759
         Gain on sale of equipment                                                     (390,869)             (680,544)

Changes in assets and liabilities Decrease (increase) in:
         rents receivable                                                               196,785               402,195
         accounts receivable - affiliate                                                (41,107)             (196,583)
     Increase (decrease) in:
         accrued interest                                                                 1,757                 2,735
         accrued liabilities                                                             (1,750)                4,125
         accrued liabilities - affiliate                                                 (4,459)                1,713
         deferred rental income                                                          (1,366)               (1,787)
                                                                                ---------------       ---------------

              Net cash from operating activities                                      1,884,041             2,882,306
                                                                                ---------------       ---------------

Cash flows from investing activities:
     Proceeds from equipment sales                                                      462,494             1,100,756
                                                                                ---------------       ---------------

              Net cash from investing activities                                        462,494             1,100,756
                                                                                ---------------       ---------------

Cash flows used in financing activities:
     Principal payments - notes payable                                                (682,427)           (1,537,433)
     Distributions paid                                                              (2,056,707)           (2,056,707)
                                                                                ----------------      ---------------

              Net cash used in financing activities                                  (2,739,134)           (3,594,140)
                                                                                ---------------       ---------------

Net increase (decrease) in cash and cash equivalents                                   (392,599)              388,922

Cash and cash equivalents at beginning of period                                      2,441,119             1,962,465
                                                                                ---------------       ---------------

Cash and cash equivalents at end of period                                      $    2,048,520        $    2,351,387
                                                                                ==============        ==============


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                   $       213,659       $       176,603
                                                                                ===============       ===============


Supplemental disclosure of non-cash investing and financing activities:
     In June 1994, the Partnership capitalized $592,500 of refurbishment costs incurred to upgrade certain equipment, all of which was financed by a third-party lender.


                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1995

                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1994 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1994 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and results of operations for the three and nine month periods ended September 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     At September 30, 1995, the Partnership had $2,045,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $9,449,060 are due as follows:


     For the year ending September 30,       1996          $  2,081,011
                                             1997             1,737,891
                                             1998             1,683,003
                                             1999             1,149,304
                                             2000               658,318
                                       Thereafter             2,139,533

                                            Total          $  9,449,060
                                                           ============

                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                                             Lease Term                       Equipment
            Equipment Type                                      (Months)                       at Cost

Vessels                                                           57-72                       $  6,412,930
Locomotives                                                      21-120                          4,787,949
Materials handling                                                 3-60                          2,784,244
Construction and mining                                            6-60                          1,301,091
Computers and peripherals                                         18-60                          1,004,073
Furniture and fixtures                                            12-96                            718,910
Graphics, printing and display                                       24                            390,511
Motor vehicles                                                    12-60                            360,547
Manufacturing                                                     36-60                            155,954
Communications                                                    12-60                            150,725
Tractors and heavy duty trucks                                     1-78                            146,947
Photocopying                                                       1-36                             80,001
Research and test                                                 30-78                             22,284
                                                                                           ---------------

                                                   Total equipment cost                         18,316,166

                                               Accumulated depreciation                        (12,050,551)

                             Equipment, net of accumulated depreciation                       $  6,265,615
                                                                                              ============

     At September 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $11,200,873, representing approximately 61% of total equipment cost.

     The summary above includes equipment held for re-lease or sale with an original cost and net book value of approximately $128,000 and $5,000, respectively, at September 30, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                              1995                  1994
                                                         --------------        ---------

     Equipment management fees                             $    103,016          $     151,403
     Administrative charges                                      15,750                  9,000
     Reimbursable operating expenses
       due to third parties                                      87,487                 73,066
                                                          -------------        ---------------

                                     Total                 $   206,253           $   233,469
                                                           ===========           ===========


                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1995, the Partnership was owed $300,929 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership during October 1995.

     On August 18, 1995, Atlantic Acquisition Limited Partnership ("AALP"), a newly formed Massachusetts limited partnership owned and controlled by certain principals of AFG, issued a voluntary Offer to Purchase for Cash (the "Offer") up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by AFG. Coincident to the Offer, a Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act") was filed with the Securities and Exchange Commission. Also, on August 18, 1995, the General Partner filed a Solicitation/ Recommendation Statement (Schedule 14D-9) pursuant to Section 14(d)(4) of the Exchange Act. The Offer was amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Certain legal actions were initiated by interested persons against AALP and each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, representing a class action on behalf of the unitholders (limited partners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was proposed and was preliminarily approved by the United States District Court for the District of Massachusetts (the "Court") on September 27, 1995. A final settlement hearing is scheduled on November 15, 1995. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts, seeks to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action. The plaintiffs have filed objections to the proposed settlement of the first action. At this date, these objections have not been acted upon by the Superior Court. As of the Offer expiration date, the limited partners of the Partnership had tendered approximately 107,314 Units or 9.88% of the total outstanding Units of the Partnership to AALP. Notwithstanding the foregoing, the operations of the Partnership are not expected to be adversely affected by the proceedings or proposed settlements.


NOTE 6 - NOTES PAYABLE

     Notes payable at September 30, 1995 consisted of installment notes of $2,315,157 payable to banks and institutional lenders. All of the installment notes are non-recourse, one note with an interest rate of 9.7%, two notes which bear fluctuating interest rates based on the London Inter-Bank Offered Rate plus a margin (7.34% at September 30, 1995) and an additional note with a fluctuating interest rate tied to United States Treasury Bill yields plus a margin (8.45% at September 30, 1995). The notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents.

     The annual maturities of the installment notes payable are as follows:

     For the year ending September 30,       1996          $    720,909
                                             1997               707,935
                                             1998               682,696
                                             1999               203,617
                                                          -------------

                                            Total           $ 2,315,157
                                                            ===========

                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



NOTE 7 - LEGAL PROCEEDINGS

         On July 27, 1995, AFG, on behalf of the Partnership and other AFG sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. AFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to AFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. AFG filed its Answer to these counterclaims on September 29, 1995. The case is currently in the initial phase of Discovery and it is not possible to determine the ultimate outcome of this matter.

                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994:

Overview

     As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Partnership, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. The Partnership's operations commenced in 1989.


Results of Operations

     For the three and nine months ended September 30, 1995, the Partnership recognized lease revenue of $644,261 and $2,060,316, respectively, compared to $816,544 and $3,028,058 for the same periods in 1994. The decrease in lease revenue from 1994 to 1995 was expected and resulted principally from primary lease term expirations and the sale of equipment.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     Interest income for the three and nine months ended September 30, 1995 was $29,523 and $95,534, respectively, compared to $23,889 and $54,657 for the same periods in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The increase in interest income from 1994 to 1995 resulted from the length of time during which cash was available for investment and higher interest rates. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sale proceeds.

                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP


                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



                                                            13


     For the three months ended September 30, 1995, the Partnership sold equipment having a net book value of $1,917 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $1,083 compared to a net gain in 1994 of $641,304 on equipment having a net book value of $283,518.

     For the nine months ended September 30, 1995, the Partnership sold equipment having a net book value of $71,625 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $390,869 compared to a net gain in 1994 of $680,544 on equipment having a net book value of $420,212.

     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenues generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

     Depreciation and amortization expense for the three and nine months ended September 30, 1995 was $306,617 and $1,002,632, respectively, compared to $646,632 and $2,549,759 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $69,243 and $215,416 or 10.8% and 10.5% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to $49,918 and $179,338 or 6.1% and 5.9% of lease revenue for the same periods in 1994. The increase in interest expense from 1994 to 1995 resulted principally from interest rate adjustments associated with variable-rate financing pertaining to the Partnership's interest in locomotives. Interest expense in the near term will continue to fluctuate due to such variable-rate financing. Over time, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended September 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3.3% and 5% of lease revenue for the three and nine months ended September 30, 1995, respectively, compared to 5.2% and 2.7% of lease revenue for the same periods in 1994. The overall increase in operating expenses from 1994 to 1995 was due to an increase in professional service costs and remarketing expenses and insurance premium adjustments for aircraft previously owned by the Partnership. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.



Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,884,041 and $2,882,306 in 1995 and 1994, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

     Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1995, the Partnership realized $462,494 in equipment sale proceeds compared to $1,100,756 in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     During 1994, the Partnership capitalized $592,500 of refurbishment costs incurred to upgrade two cargo vessels leased by Kristian Gerhard Jebsen Skipsrederi A/S ("KGJS") pursuant to the terms of an extended and renegotiated contract with KGJS. The refurbishment costs were financed with a third-party lender and shared between the Partnership and other affiliated partnerships in proportion to their respective ownership interests in the vessels.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents.

     Cash distributions to the General Partners and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $2,056,707. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $2,036,140, and the General Partners were allocated 1%, or $20,567. The third quarter 1995 cash distribution was paid on October 13, 1995.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

     The Partnership's future cash distributions will be adversely affected by the 1991 bankruptcy of Midway Airlines, Inc. ("Midway"). Although this bankruptcy had no immediate adverse effect on the Partnership's cash flow, as the Partnership had almost fully leveraged its ownership interest in the underlying aircraft leased to Midway, this event resulted in the Partnership's loss of any future interest in the residual value of the aircraft. This bankruptcy will have a material adverse effect on the ability of the Partnership to achieve all of its originally intended economic benefits. However, the final yield on capital will be dependent upon the collective performance results of all the Partnership's equipment leases.

     The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The Managing General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                                    FORM 10-Q

                           PART II. OTHER INFORMATION



         Item 1.                            Legal Proceedings
                                            Response:

                                            Refer to Note 7 herein.

         Item 2.                            Changes in Securities
                                            Response:  None

         Item 3.                            Defaults upon Senior Securities
                                            Response:  None

         Item 4.                            Submission of Matters to a Vote of
                                            Security Holders
                                            Response:  None

         Item 5.                            Other Information
                                            Response:  None

         Item 6(a).                         Exhibits
                                            Response:  None

         Item 6(b).                         Reports on Form 8-K
                                            Response:  None

                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP


                      By:      AFG Leasing IV Incorporated, a Massachusetts
                 corporation and the Managing General Partner of
                                 the Registrant.


                               By:
                                        Gary M. Romano
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:

                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP


                   By:      AFG Leasing IV Incorporated, a Massachusetts
                 corporation and the Managing General Partner of
                                 the Registrant.


                               By:      /s/ Gary M. Romano
                                        Gary M. Romano
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    November 13, 1995