Form 10-Q
period 1996-06-30
AMERICAN INCOME PARTNERS IV D LP
filed 1996-08-13
CIK 826932

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 1996
                              -------------------------------------------------

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------- -----------------------

                              -------------------------


For Quarter Ended June 30, 1996             Commission File No. 0-18367



               American Income Partners IV-D Limited Partnership
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



Massachusetts                                              04-3036130
- --------------------------------                           --------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)


98 North Washington Street, Boston, MA                     02114
- ----------------------------------------                   --------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code     (617) 854-5800
                                                   ----------------------------




- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ------    ------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes       No
                                                      ------    ------

               AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX



                                                                   Page
                                                                   ----
PART I.    FINANCIAL INFORMATION:

  Item 1. Financial Statements


     Statement of Financial Position
       at June 30, 1996 and December 31, 1995                       3

     Statement of Operations for the three and six
       months ended June 30, 1996 and 1995                          4

     Statement of Cash Flows for the six months
      ended June 30, 1996 and 1995                                  5


     Notes to the Financial Statements                            6-8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9-12


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                      13

               AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)


                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- -------

Cash and cash equivalents                  $1,492,442    $2,000,212

Rents receivable, net of allowance
 for doubtful accounts
 of $75,000 at December 31, 1995              285,383       291,960

Accounts receivable - affiliate               173,965       213,685

Equipment at cost, net of accumulated
 depreciation of $11,070,368 and
 $10,767,778 at June 30, 1996 and
 December 31, 1995, respectively            5,517,209     5,982,429
                                           ----------    ----------

     Total assets                          $7,468,999    $8,488,286
                                           ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $1,785,820    $2,095,524
Accrued interest                               27,790        29,643
Accrued liabilities                            12,500        20,000
Accrued liabilities - affiliate                16,468            --
Deferred rental income                            200        11,551
Cash distributions payable to partners        685,569       685,569
                                           ----------    ----------
   Total liabilities                        2,528,347     2,842,287
                                           ----------    ----------
Partners' capital (deficit):
   General Partners                          (189,239)     (182,186)
   Limited Partnership Interests
   (1,085,941 Units; initial purchase
    price of $25 each)                      5,129,891     5,828,185
                                           ----------    ----------
     Total partners' capital                4,940,652     5,645,999
                                           ----------    ----------
     Total liabilities and partners'
      capital                              $7,468,999    $8,488,286
                                           ==========    ==========

                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)



                                                  Three Months                  Six Months
                                                  Ended June 30,               Ended June 30,
                                               1996            1995          1996         1995
                                          --------------  --------------  -----------  -----------
Income:
   Lease revenue                                $653,830        $755,110   $1,230,482   $1,416,055
   Interest income                                23,532          33,631       47,348       66,011
   Gain on sale of equipment                       5,436         139,228       12,436      389,786
                                                --------        --------   ----------   ----------
   Total income                                  682,798         927,969    1,290,266    1,871,852
                                                --------        --------   ----------   ----------

Expenses:
   Depreciation                                  231,602         316,125      464,357      696,015
   Interest expense                               29,365         107,305       61,711      146,173
   Equipment management fees
   - affiliate                                    32,691          37,756       61,524       70,803
   Operating expenses - affiliate   -             19,579          43,180       36,883       82,306
    affiliate                                   --------        --------   ----------   ----------
   Total expenses                                313,237         504,366      624,475      995,297
                                                --------        --------   ----------   ----------

Net income                                      $369,561        $423,603   $  665,791   $  876,555
                                                ========        ========   ==========   ==========

Net income
   per limited partnership unit                 $   0.34        $   0.39   $     0.61   $     0.80
                                                ========        ========   ==========   ==========
Cash distributions declared
   per limited partnership unit                 $   0.63        $   0.63   $     1.25   $     1.25
                                                ========        ========   ==========   ==========


                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)


                                              1996          1995
                                          ------------  ------------

Cash flows from (used in) operating
 activities:
Net income                                $   665,791   $   876,555
Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation                             464,357       696,015
     Gain on sale of equipment                (12,436)     (389,786)
     Decrease in allowance for
      doubtful accounts                       (75,000)
   Changes in assets and liabilities
   Decrease (increase) in:
     rents receivable                          81,577       153,207
     accounts receivable - affiliate           39,720      (192,665)
   Increase (decrease) in:
     accrued interest                          (1,853)        8,537
     accrued liabilities                       (7,500)         (500)
     accrued liabilities - affiliate           16,468         4,433
     deferred rental income                   (11,351)      (12,621)
                                          -----------   -----------
       Net cash from operating
        activities                          1,159,773     1,143,175
                                          -----------   -----------
Cash flows from investing activities:
   Proceeds from equipment sales               13,299       459,494
                                          -----------   -----------
       Net cash from investing
        activities                             13,299       459,494
                                          -----------   -----------
Cash flows used in financing activities:
   Principal payments - notes payable        (309,704)     (469,810)
   Distributions paid                      (1,371,138)   (1,371,138)
                                          -----------   -----------
       Net cash used in financing
        activities                         (1,680,842)   (1,840,948)
                                          -----------   -----------
Net decrease in cash and cash
 equivalents                                 (507,770)     (238,279)
Cash and cash equivalents at beginning
 of period                                  2,000,212     2,441,119
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $ 1,492,442   $ 2,202,840
                                          ===========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $    63,564   $   137,636
                                          ===========   ===========

                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                 June 30, 1996
                                  (Unaudited)




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

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

   At June 30, 1996, the Partnership had $1,485,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

   Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $7,628,040 are due as follows:



For the year ending June 30,       1997   $1,799,554
                                   1998    1,681,434
                                   1999    1,368,531
                                   2000      617,449
                                   2001      617,449
                             Thereafter    1,543,623
                                         -----------
                                  Total   $7,628,040
                                         ===========

NOTE 4 - EQUIPMENT
- ------------------

   The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

               AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                  (Continued)




                                                                Lease Term      Equipment
Equipment Type                                                    (Months)       at Cost
- --------------                                                 ------------     ---------

Vessels                                                                57-72   $  6,412,930
Locomotives                                                           21-120      4,787,949
Materials handling                                                      3-60      2,693,802
Computers and peripherals                                              18-60      1,004,073
Construction and mining                                                 6-60        469,477
Graphics, printing and display                                            24        390,511
Motor vehicles                                                         12-60        360,547
Manufacturing                                                          36-60        155,954
Tractors and heavy duty trucks                                          1-78        146,947
Communications                                                         12-60        101,473
Photocopying                                                            1-36         41,630
Research and test                                                      30-78         22,284
                                                                               ------------

                                                        Total equipment cost     16,587,577

                                                    Accumulated depreciation    (11,070,368)
                                                                               ------------

                                  Equipment, net of accumulated depreciation   $  5,517,209
                                                                               ============

   At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $11,200,873, representing approximately 68% of total equipment cost.

   The summary above includes equipment with an original cost and net book value of approximately $136,000 and $2,000, respectively, which was not subject to an active lease agreement.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

   All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                     1996      1995
                                   --------  ---------

Equipment management fees           $61,524   $ 70,803
Administrative charges               10,500     10,500
Reimbursable operating expenses
  due to third parties               26,383     71,806
                                    -------   --------
        Total                       $98,407   $153,109
                                    =======   ========


   All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $173,965 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership during July 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

   Notes payable at June 30, 1996 consisted of three installment notes totalling $1,785,820 and payable to banks and institutional lenders. Two of the notes bear fluctuating interest rates based on the London Inter-Bank Offered Rate plus a margin (7.05% at June 30, 1996) and the remaining note bears a fluctuating interest rate, tied to United States Treasury yields plus a margin (6.45% at June 30, 1996). The notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying amount of notes payable approximates fair value at June 30, 1996.

   The annual maturities of the installment notes payable are as follows:

For the year ending June 30, 1997     $  699,286
                             1998        679,185
                             1999        407,349
                                      ----------
                            Total     $1,785,820
                                      ==========


               AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------


Overview
- --------

   The Partnership was organized in 1989 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the Managing General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and has engaged an investment adviser to solicit interested third-party buyers. This effort is being undertaken in conjunction with certain other affiliated partnerships and, if successful, would result in the sale of each affected partnership's assets to a selected buyer. The Managing General Partner believes this approach will (i) maximize the disposition prices of each partnership's assets and (ii) prevent the incidence of future expenses to operate a publicly-registered limited partnership with a declining asset base. The Managing General Partner is evaluating expressions of interest submitted by the investment adviser from a number of potential buyers, but is under no obligation to accept any proposal. If successful, the Managing General Partner anticipates that it would wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the Managing General Partner may consider appropriate, on or before December 31, 1996.


Results of Operations
- ---------------------

   For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $653,830 and $1,230,482, respectively, compared to $755,110 and $1,416,055 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

   For the three months ended June 30, 1996, the Partnership sold equipment having a net book value of $863 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $5,436 compared to a net gain in 1995 of $139,228 on equipment having a net book value of $30,600.

   For the six months ended June 30, 1996, the Partnership sold equipment having a net book value of $863 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $12,436 compared to a net gain in 1995 of $389,786 on equipment having a net book value of $69,708.

             AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


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

   Depreciation expense for the three and six months ended June 30, 1996 was $231,602 and $464,357, respectively, compared to $316,125 and $696,015 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that equipment is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

   Interest expense was $29,365 and $61,711 or 4.5% and 5% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to $107,305 and $146,173 or 14.2% and 10.3% of lease revenue for the same periods in 1995. Interest expense in the near term will fluctuate due to variable-rate financing (see Note 6 herein). Over time, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

   Management fees were 5% of lease revenue during each of the periods ended June 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

   Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 3% of lease revenue for both the three and six months ended June 30, 1996 compared to 5.7% and 5.8% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

             AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

          The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,159,773 and $1,143,175 in 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

          Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership realized $13,299 in equipment sale proceeds compared to $459,494 in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

          Cash distributions to the General Partners and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,371,138. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $1,357,427 and the General Partners were allocated 1%, or $13,711. The second quarter 1996 cash distribution was paid on July 15, 1996.

          Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all contracted rents, the

             AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

          The Partnership's future cash distributions will be adversely affected by the 1991 bankruptcy of Midway Airlines, Inc ("Midway"). Although this bankruptcy had no immediate adverse effect on the Partnership's cash flow, as the Partnership had almost fully leveraged its ownership interest in the underlying aircraft leased to Midway, this event resulted in the Partnership's loss of any future interest in the residual value of the aircraft. This bankruptcy will have a material adverse effect on the ability of the Partnership to achieve all of its originally intended economic benefits. However, the final yield on capital will be dependent upon the collective performance results of all the Partnership's equipment leases.

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

   Item 4.              Submission of Matters to a Vote of Security Holders
                        Response:  None

   Item 5.              Other Information
                        Response:  None

   Item 6(a).           Exhibits
                        Response:  None

   Item 6(b).           Reports on Form 8-K
                        Response:  None

                                SIGNATURE PAGE


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the dte indicated.

               AMERICAN INCOME PARTNERS IV-D LIMITED PARTNERSHIP



                  By: AFG Leasing IV Incorporated, a Massachusetts corporation and the Managing General Partner of the Registrant


                  By:   /s/ Michael J. Butterfield
                        ---------------------------------------------
                        Michael J. Butterfield
                        Treasurer of AFG Leasing IV Incorporated
                        (Duly Authorized Officer and
                        Principal Accounting Officer)


                  Date: August 13, 1996
                        ---------------------------------------------



                  By:   /s/  Gary M. Romano
                        ---------------------------------------------
                        Gary M. Romano
                        Clerk of AFG Leasing IV Incorporated
                        (Duly Authorized Officer and
                        Principal Financial Officer)


                  Date: August 13, 1996
                        ---------------------------------------------